Form 10-Q
period 2001-06-30
WORLDWIDE FLIGHT SECURITY SERVICE CORP; WORLDWIDE FLIGHT SERVICES INC; OXFORD ELECTRONICS INC
filed 2001-08-14
CIK 1096002, 1095855, 1137445

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission file number 333-88593

                         WORLDWIDE FLIGHT SERVICES, INC.
             (Exact Name of Registrant as specified in its charter)

               DELAWARE                                  75-1932711
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or organization)

       1001 WEST EULESS BOULEVARD
                SUITE 320
              EULESS, TEXAS                                76040
(Address of principal executive offices)                 (Zip Code)



       Registrant's telephone number, including area code: (817) 665-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .   No    .
                                        ---       ---

The number of shares of the registrant's common stock outstanding as of August 14, 2001 was 1,000 shares. There is no public trading market for the shares of the registrant's common stock.

                                 CO-REGISTRANTS

                                                   STATE OR OTHER       PRIMARY STANDARD
                                                   JURISDICTION OF         INDUSTRIAL
EXACT NAME OF CO-REGISTRANT AS                    INCORPORATION OR     CLASSIFICATION COD        I.R.S. EMPLOYER
SPECIFIED IN ITS CHARTER                            ORGANIZATION              NUMBER          IDENTIFICATION NUMBER
----------------------------------------------    ----------------     ------------------     ---------------------

Worldwide Flight Security Service Corporation         Delaware                      4581      75-2276559
Oxford Electronics, Inc.                              Delaware                      4581      11-2407710

The Board of Directors of Worldwide Flight Services, Inc. approved and adopted a Plan of Merger effective December 31, 2000, whereby the herein described subsidiary companies and former Co-Registrants were merged into Worldwide Flight Services, Inc. Pursuant to the Plan of Merger, Worldwide Flight Services, Inc. assumed all rights, liabilities and obligations of the subsidiary companies. The subsidiaries and former Co-Registrants that were merged are:

      Worldwide Flight Finance Company
      Miami International Airport Cargo Facilities & Service, Inc. Miami Aircraft Support, Inc.
      Aerolink International, Inc.
      Aerolink Maintenance, Inc.
      Aerolink Management, Inc.
      Aerolink International, L.P.

International Enterprises, Group, Inc. was liquidated effective December 4,
2000.

Oxford Electronics, Inc. was acquired on April 5, 2000 and is a wholly owned subsidiary of Worldwide Flight Services, Inc.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


This quarterly report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. The words "believe," "estimate," "anticipate," "project," "intend," "expect," and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve some risks and uncertainties. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. Factors that may cause actual results or events to differ materially from those contemplated by the forward-looking statements include, among other things, the following possibilities:

               o    future revenues are lower than expected;

               o increase in payroll or other costs and/or shortage of an adequate base of employees;

               o loss of significant customers through bankruptcy or industry consolidation;

               o inability to obtain continued funding due to covenant restrictions or other factors, and/or increases in debt levels beyond our ability to support repayment;

               o conditions in the securities markets are less favorable than expected;

               o costs or difficulties relating to the integration of businesses that we acquire are greater than expected;

               o expected cost savings from our acquisitions are not fully realized or realized within the expected time frame;

               o    competitive pressures in the industry increase; and

               o general economic conditions or conditions affecting the airline industry or other industries that ship cargo by air, whether internationally, nationally or in the states in which we do business, are less favorable than expected.


You are cautioned not to place undue reliance on forward-looking statements contained in this report as these speak only as of its date. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                      INDEX
                         WORLDWIDE FLIGHT SERVICES, INC.



PART I. FINANCIAL INFORMATION

        Item 1    Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000 Consolidated Statements of Operations for the three months and six months ended June 30, 2001 and 2000

                  Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000

                  Notes to Consolidated Financial Statements

       Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

       Item 3     Quantitative and Qualitative Disclosures about Market Risk


PART II. OTHER INFORMATION


       Item 1     Legal Proceedings

       Item 6     Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         WORLDWIDE FLIGHT SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                         June 30,      December 31,
                                                                           2001            2000
                                                                       ------------    ------------
                                                ASSETS

Current Assets:
      Cash and cash equivalents                                        $      1,598    $      1,429
      Restricted cash equivalents                                               750             750
      Accounts receivable, less allowance for doubtful accounts              58,156          64,122
      Deferred income taxes                                                   5,333           5,333
      Prepaid and other current assets                                        9,919           6,809
                                                                       ------------    ------------
            Total current assets                                             75,756          78,443

Equipment and property:
      Equipment and property, at cost                                        67,738          55,814
      Less accumulated depreciation                                         (17,599)        (13,039)
                                                                       ------------    ------------
                                                                             50,139          42,775

Intangible assets including goodwill, net                                   112,086         111,654
Other long-term assets                                                        9,605          10,430
                                                                       ------------    ------------
            Total assets                                               $    247,586    $    243,302
                                                                       ============    ============

                    LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
      Accounts payable                                                 $     16,151    $     25,585
      Accrued salaries, wages and benefits                                   11,561          10,397
      Other accrued liabilities                                              26,451          22,832
      Current portion of long-term debt                                      42,350           1,379
                                                                       ------------    ------------
             Total current liabilities                                       96,513          60,193

Deferred income taxes                                                         6,210           8,772
Long-term debt, less current portion                                        132,217         150,540
Stockholder's equity:
      Common stock                                                               --              --
      Additional paid-in capital                                             40,579          40,864
      Retained deficit                                                      (24,017)        (14,617)
      Accumulated other comprehensive loss                                   (3,916)         (2,450)
                                                                       ------------    ------------
             Total stockholder's equity                                      12,646          23,797
                                                                       ------------    ------------

             Total liabilities and stockholder's equity                $    247,586    $    243,302
                                                                       ============    ============

                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                         Three Months Ended             Six Months Ended
                                                              June 30                        June 30
                                                   ----------------------------    ----------------------------
                                                       2001            2000            2001            2000
                                                   ------------    ------------    ------------    ------------

Revenues                                           $     84,153    $     85,831    $    176,507    $    171,026

Expenses:
           Salaries, wages and benefits                  55,316          53,829         113,847         108,246
           Materials, supplies and services              11,234          11,745          26,200          24,659
           Equipment and facilities rental                5,444           5,153          11,861          10,111
           Depreciation and amortization                  5,047           4,570           9,803           8,216
           Other operating expenses                       6,933           7,563          14,699          15,680
           Restructuring charge                            (443)          7,673            (443)          7,673
                                                   ------------    ------------    ------------    ------------
           Total operating expenses                      83,531          90,533         175,967         174,585

Operating income (loss)                                     622          (4,702)            540          (3,559)

Interest income                                              16              53             183             173
Interest expense                                          5,521           5,570          11,018          10,574
Other expense                                                62             206             134             218
                                                   ------------    ------------    ------------    ------------
Loss before income taxes                                 (4,945)        (10,425)        (10,429)        (14,178)
Benefit for income taxes                                    499           1,457           1,029           1,985
                                                   ------------    ------------    ------------    ------------

Net loss                                           $     (4,446)   $     (8,968)   $     (9,400)   $    (12,193)
                                                   ============    ============    ============    ============


                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  Six Months Ended
                                                                      June 30
                                                            ----------------------------
                                                                2001            2000
                                                            ------------    ------------

OPERATING ACTIVITIES:
Net loss                                                    $     (9,400)   $    (12,193)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
  Depreciation and amortization                                    9,803           8,491
  Deferred income taxes                                           (2,562)         (3,100)

Change in assets and liabilities:
   Accounts receivable                                             5,464          15,016
   Accounts payable and accrued liabilities                       (6,599)          1,222
   Other                                                          (2,535)         (2,469)
                                                            ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (5,829)          6,967

INVESTING ACTIVITIES:
   Capital expenditures                                           (9,685)         (4,372)
   Acquisitions, net of cash                                      (2,700)        (11,290)
                                                            ------------    ------------

NET CASH USED FOR INVESTING ACTIVITIES                           (12,385)        (15,662)
                                                            ------------    ------------

NET CASH USED BEFORE FINANCING ACTIVITIES                        (18,214)         (8,695)

FINANCING ACTIVITIES:
   Borrowings on revolver, net                                    18,668           6,587
   Equity contribution by parent                                      --           1,802
   Other                                                            (285)             --
                                                            ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         18,383           8,389

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 169            (306)
Cash and cash equivalents at beginning of period                   2,179           1,775
                                                            ------------    ------------

Cash and cash equivalents at end of period                  $      2,348    $      1,469
                                                            ============    ============


                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of seasonal and other factors, operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying consolidated interim financial statements include the accounts of Worldwide Flight Services, Inc. ("Worldwide" or the "Company") together with its subsidiaries. The Company reports financial information and evaluates its operations by locations and not by its four service categories. As a result, the Company has determined that it operates under one reportable segment.

Reclassifications

Certain prior period amounts have been reclassified to conform with the presentation for the current periods.

Comprehensive Loss

The components of comprehensive loss for the Company include net loss and charges in the cumulative foreign currency translation. Total comprehensive loss for the three-month periods ended June 30, 2001 and 2000 were $6.2 million and $9.6 million, respectively. Total comprehensive loss for the six-month periods ended June 30, 2001 and 2000 were $10.9 million and $12.3 million, respectively.

Common Stock

As of June 30, 2001 and December 31, 2000, the Company had 1,000 shares of common stock, $.01 par value, authorized and outstanding.

Acquisition

On April 5, 2000 Worldwide acquired the stock of Oxford Electronics, Inc. ("Oxford"), a provider of airport technical services, for a purchase price of approximately $9.6 million plus transaction costs. In the first half 2001, the Company made additional payments totaling $2.7 million as a result of an earn-out provision in the Oxford purchase agreement. The operations of Oxford are included in the operations of Worldwide since the date of acquisition.

2. COMMITMENTS AND CONTINGENCIES

The Company is involved in an investigation by the National Transportation Safety Board ("NTSB") into the cause of the crash of an Emery Worldwide Airlines, Inc. cargo jet on February 16, 2000. The crash occurred shortly after takeoff from Mather Field in Sacramento, California, killing all three people aboard. Miami Aircraft Support, Inc., a subsidiary of the Company, loaded the cargo onto the plane. The Company is cooperating with the NTSB in the investigation, and to date the NTSB has not issued its report. On April 20, 2000, the NTSB issued a press release regarding the crash indicating that, while the preliminary findings were not conclusive, the crash was likely caused by mechanical failure.

During 2000, the Miami International Airport challenged the Company's calculation of certain port fees due for operations in that airport and submitted an invoice of approximately $770,000 for the audit period from November 1996 through October 1999. Although the Company continues to vigorously contest the audit findings, an escrow deposit for the full amount was made on July 11, 2001. The escrow deposit is controlled by the Company and is included in the unrestricted cash balance. Management believes the final resolution will be favorable. However, in the event of an unfavorable resolution, management believes it has recourse to AMR Corporation for a significant portion of any settlement.

Actions and claims against certain subsidiaries of the Company under common law and state and federal statutes for employment, personal injury, property damage and breach of contract arise in the ordinary course of business. The remedies sought in such actions include compensatory, punitive and exemplary damages as well as equitable relief. Reserves for such lawsuits and claims are recorded to the extent that losses are deemed probable and are estimatable. In the opinion of management, the resolution of all such pending lawsuits and claims will not have a material effect on the earnings or consolidated financial position of the Company.

3. DEBT

At June 30, 2001, the Company had total debt of $174.6 million, comprised primarily of $127.5 million of 12.25% Senior Notes due in 2007, $41.0 million of bank debt outstanding under the Senior Secured Credit Facility and $6.1 million of capitalized leases, primarily for the warehouse in Europe. At both March 31, 2001 and June 30, 2001, the Company was not in compliance with certain financial covenants. As a result, the Company has reclassified its bank debt as a current liability in accordance with current accounting pronouncements. This reclassification does not impact the Company's ability to borrow under its facility.

The Company's Senior Secured Credit Facility is with a group of lenders and provides up to the lesser of $75.0 million or the borrowing base for purposes of funding working capital requirements and future acquisitions. As of June 30, 2001, the Company had drawn $41.0 million under the credit facility with an additional $4.1 million allocated to issued letters of credit. As of June 30, 2001, there were no funds available under the facility. At August 13, 2001, the Company had drawn $40.9 million under the facility with an additional $3.8 million allocated to issued letters of credit. At that date, there was $5.3 million available under the facility. Future availability under the Senior Secured Credit Facility may be less than the total remaining commitment amount and will depend on the borrowing base ($45.1 million at June 30, 2001 and $50.0 million at August 13, 2001) and the ability to meet the applicable leverage and coverage ratios and other customary conditions.

On August 13, 2001, the Company obtained a temporary waiver from its banks, as the Company was not in compliance with certain financial covenants. The temporary waiver period expires on October 15, 2001. The Company is in the process of refinancing its credit facility, and on July 24, 2001, executed a term sheet with two financial institutions for such a refinancing, subject to completion of a field examination, appraisal of its assets and satisfactory documentation of the revolving credit facility.

The precise terms of the aforementioned refinancing have not been negotiated and the term sheet does not constitute a binding commitment from the new lenders. While the Company believes that it is likely that the refinancing will be successful, there can be no assurance that the refinancing will be completed on satisfactory terms or that the refinancing will be completed on October 15, 2001, when the waiver from its current bank lenders expires. If such refinancing is not completed prior to October 15, 2001, the Company will have to obtain additional waivers or extensions from its current bank lenders or obtain other sources of funds.

Additionally, the waiver limits the borrowing base under the Credit Agreement to the lesser of the borrowing base amount or $50.0 million. The conditions of the waiver also required the principal shareholder to execute a Support Agreement, which requires the Principal Shareholder to make loans of up to $10.0 million in the event the Company's liquidity falls below prescribed thresholds while there are borrowings under the Credit Agreement. Additionally, the waiver required the Principal Shareholder to execute a Subordination Agreement, which subordinates such loan to the Credit Agreement and describes the conditions of repayment and the terms by which the Company will reimburse the Principal Shareholder for such contributions.

The Company believes that internally generated funds and other sources of funds, including the Company's planned new credit facility, will be adequate to meet working capital and capital expenditure requirements for the next twelve months. However, there can be no assurance that other sources of funds, including the Company planned new credit facility, will remain available if needed or that will be available to the Company on satisfactory terms or that actions taken by the Company to increase its internally generated funds will occur.

On July 5, 2001, the Company's French subsidiary, Societe de Fret et de Service, entered into a twenty year lease for a new warehouse at CDG-Roissy Airport in Paris, France. Construction on the new facilities began in July 2001, with an expected completion date of March 2003. Monthly lease payments will not begin until the warehouse is completed and the Company has no funding requirements during the construction period. The lease payments will be calculated based on the cost of the warehouse, which is subject to a ceiling of 120 million French Francs and a market rate of interest to be determined prior to completion of the warehouse.

4. RESTRUCTURING CHARGES

In June 2000, Worldwide's management approved a restructuring plan to reduce the Company's overhead costs and to eliminate duplicative facilities. In connection with this plan, Worldwide recorded a restructuring charge of $7.7 million. During the fourth quarter of fiscal 2000, the Company reversed approximately $3.3 million of the original restructuring charge and recorded an additional charge of $1.0 million, resulting in a final restructuring charge of $5.4 million. The restructuring consists primarily of two parts: (1) the merging and integration of operations of Worldwide with Miami Aircraft Support, Inc. ("MAS") and Aerolink International, Inc. ("Aerolink"), and (2) other headquarters cost reduction measures. Included in the plan were $1.6 million for reductions of headquarter staff and field employees and $1.0 million for contractual severance payments for four terminated executives.

In April 2001, the Company settled a contractual severance obligation, which resulted in the reversal of approximately $384,000 in unused reserve. The following table summarizes the activity for 2001 related to the restructuring reserves (in thousands):

                                   RESERVE                                  RESERVE
                                   BALANCE    REVERSAL OF                   BALANCE
                                  DECEMBER       UNUSED                    JUNE 30,
RESTRUCTURING CHARGE ITEMS        31, 2000      RESERVE      PAYMENTS        2001
--------------------------       ----------   -----------   ----------    ----------
Involuntary employee
  severance ..................   $    1,965   $     (384)   $     (580)   $    1,001
Nonemployee contract
  terminations ...............          883          (59)         (133)          691
Lease terminations ...........          519           --          (102)          417
Other exit costs .............          100           --          (100)           --
                                 ----------   ----------    ----------    ----------
  Total ......................   $    3,467   $     (443)   $     (915)   $    2,109
                                 ==========   ==========    ==========    ==========

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholder's equity (as a component of other comprehensive income), depending on the classification of the derivative. Derivative instruments may be classified as either fair value hedges, cash flow hedges or net investment in a foreign operation hedges.

In February 2001, the Company purchased a series of average rate Euro currency options. Under these agreements, the Company has the right, but not the obligation, to sell 6.1 million euros and buy $5.8 million at the strike price, which ranges from 0.93 to 0.96, on the date designated in each of the agreements. The purpose of this purchase is to protect against the currency translation risk associated with the Company's European operations. These contracts do not qualify for hedge accounting under Statement No. 133 and are therefore marked-to-market and reflected in other income/expense. At June 30, 2001, the market value of the remaining options was $426,704.

The Company has also purchased interest rate caps in order to manage risks related to changes in variable interest rates and to comply with the provisions under the Senior Secured Credit Facility. The notional amount of these caps at June 30, 2001 is $43.6 million. The caps are accounted for as a cash flow hedge to the extent that the Company has variable rate debt outstanding. Notional amounts in excess of variable rate debt outstanding are accounted for as an ineffective hedge and marked-to-market through other income/expense. At June 30, 2001, the market value of these interest rate caps was nominal.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets," which significantly changes the accounting for goodwill. Statement 142 supersedes APB Opinion No. 17, "Intangible Assets," which required that goodwill and other intangible assets be amortized over a life not to exceed forty years. Under Statement 142, goodwill and other indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. In addition, goodwill is required to be tested for impairment any time events occur or circumstances change that, more-likely-than-not, reduce the fair value of a reporting unit below its carrying value. Companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. The Company is still assessing the impact of adopting Statement 142.

7. FINANCIAL INFORMATION FOR RELATED ISSUERS AND GUARANTORS

Worldwide and its wholly owned subsidiaries have operations in various countries around the world. Domestic and international operations are either organized as branches or separate corporate subsidiaries. The Senior Notes result in debt securities that are fully and unconditionally guaranteed on a joint and several basis by current domestic subsidiaries, while all foreign subsidiaries do not guarantee the securities. During fiscal 2000, the Company dissolved the majority of its wholly owned domestic subsidiaries. The following tables present the financial positions as of June 30, 2001 and December 31, 2000 and the results of operations and cash flows for the six-month periods ended June 30, 2001 and 2000, combined into three categories: 1) the operations of Worldwide, the legal entity, and it's international branches, 2) domestic subsidiaries, and 3) foreign subsidiaries (in thousands):

               CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                        NON-
                                                      GUARANTOR      GUARANTOR
                                                       COMBINED       COMBINED
                                                       DOMESTIC       FOREIGN
                                        WORLDWIDE    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                      ------------   ------------   ------------   ------------    ------------

Current assets:
  Accounts receivable, net ........   $     46,003   $      2,629   $      9,524   $         --    $     58,156
  Other current assets ............         11,773            178          5,649             --          17,600
                                      ------------   ------------   ------------   ------------    ------------
          Total current assets ....         57,776          2,807         15,173             --          75,756
Non-current assets:
  Equipment and property, net .....         35,436            243         14,460             --          50,139
  Intercompany receivable .........         16,140            692             --        (16,832)             --
  Investment in affiliates ........          3,695             --             --         (3,695)             --
  Intangible assets including
     goodwill, net ................        108,721                         3,365             --         112,086
  Other long-term assets ..........          8,987            416            202             --           9,605
                                      ------------   ------------   ------------   ------------    ------------
          Total non-current
            assets ................        172,979          1,351         18,027        (20,527)        171,830
                                      ------------   ------------   ------------   ------------    ------------
          Total assets ............   $    230,755   $      4,158   $     33,200   $    (20,527)   $    247,586
                                      ============   ============   ============   ============    ============
Current liabilities:
  Accounts payable ................   $      9,741   $        303   $      6,107   $         --    $     16,151
  Intercompany payables ...........             --             --         16,832        (16,832)             --
  Other accrued liabilities .......         73,671          2,380          4,311             --          80,362
                                      ------------   ------------   ------------   ------------    ------------
          Total current
            liabilities ...........         83,412          2,683         27,250        (16,832)         96,513
Non-current liabilities:
  Long-term debt ..................        128,487             95          3,635             --         132,217
  Other non-current liabilities ...          6,210             --             --             --           6,210
                                      ------------   ------------   ------------   ------------    ------------
  Total non-current liabilities ...        134,697             95          3,635             --         138,427
  Total stockholder's equity ......         12,646          1,380          2,315         (3,695)         12,646
                                      ------------   ------------   ------------   ------------    ------------
  Total liabilities and
            stockholder's equity ..   $    230,755   $      4,158   $     33,200   $    (20,527)   $    247,586
                                      ============   ============   ============   ============    ============

          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                         NON-
                                                       GUARANTOR       GUARANTOR
                                                       COMBINED        COMBINED
                                                       DOMESTIC         FOREIGN
                                       WORLDWIDE     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                     ------------    ------------    ------------   ------------    ------------

Revenues .........................   $    145,388    $      6,076    $     25,043   $         --    $    176,507
Expenses:
  Salaries, wages and benefits ...        100,610           3,907           9,330             --         113,847
  Materials, supplies, and
     services ....................         25,802              70             328             --          26,200
  Equipment and facility
     rental ......................          8,632             237           2,992             --          11,861
  Depreciation and Amortization ..          9,212              38             553             --           9,803
  Other miscellaneous expenses ...          3,216           1,829           9,211             --          14,256
                                     ------------    ------------    ------------   ------------    ------------
  Operating expenses .............        147,472           6,081          22,414             --         175,967
                                     ------------    ------------    ------------   ------------    ------------
Operating income (loss) ..........         (2,084)             (5)          2,629             --             540
Interest expense .................         10,799              --              36             --          10,835
Other income (expense) ...........            136              (1)           (269)            --            (134)
Equity in earnings of
  subsidiaries ...................          2,318              --              --         (2,318)             --
                                     ------------    ------------    ------------   ------------    ------------
Income (loss) before income
  taxes ..........................        (10,429)             (6)          2,324         (2,318)        (10,429)
Provision (benefit) for income
  taxes ..........................         (1,029)             (2)          1,158         (1,156)         (1,029)
                                     ------------    ------------    ------------   ------------    ------------
Net income (loss) ................   $     (9,400)   $         (4)   $      1,166   $     (1,162)   $     (9,400)
                                     ============    ============    ============   ============    ============

          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                     NON-
                                                   GUARANTOR      GUARANTOR
                                                   COMBINED        COMBINED
                                                   DOMESTIC        FOREIGN
                                   WORLDWIDE     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                 ------------    ------------    ------------    ------------   ------------

Cash provided by (used in)
   operating activities ......   $     (8,292)   $      1,489    $        974    $         --   $     (5,829)
Cash used in investing
activities ...................         (4,843)         (1,171)         (6,371)             --        (12,385)
Cash provided by (used in)
   financing activities ......         14,109            (156)          4,430              --         18,383
                                 ------------    ------------    ------------    ------------   ------------
Change in cash ...............   $        974    $        162    $       (967)   $         --   $        169
                                 ============    ============    ============    ============   ============


               CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                               NON-
                                                             GUARANTOR       GUARANTOR
                                                             COMBINED        COMBINED
                                                             DOMESTIC         FOREIGN
                                              WORLDWIDE    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                            ------------   ------------    ------------   ------------    ------------

Current assets:
  Accounts receivable, net ..............   $     51,229   $      2,905    $      9,988   $         --    $     64,122
  Other current assets ..................          7,500            526           6,295             --          14,321
                                            ------------   ------------    ------------   ------------    ------------
          Total current assets ..........         58,729          3,431          16,283             --          78,443
Non-current assets:
Equipment and property, net .............         34,656            262           7,857             --          42,775
Intercompany receivable .................         28,698             --              --        (28,698)             --
Investment in affiliates ................         10,971             --              --        (10,971)             --
Intangible assets including goodwill,
  net ...................................        100,943          7,258           3,453             --         111,654
Other long-term assets ..................          9,305            127             998             --          10,430
                                            ------------   ------------    ------------   ------------    ------------
          Total non-current assets ......        184,573          7,647          12,308        (39,669)        164,859
                                            ------------   ------------    ------------   ------------    ------------
          Total assets ..................   $    243,302   $     11,078    $     28,591   $    (39,669)   $    243,302
                                            ============   ============    ============   ============    ============
Current Liabilities:
  Accounts payable ......................   $     19,592   $        213    $      5,780   $         --    $     25,585
  Intercompany payables .................         13,222           (561)         16,037        (28,698)             --
  Other accrued liabilities .............         27,499          1,512           5,597             --          34,608
                                            ------------   ------------    ------------   ------------    ------------
          Total current liabilities .....         60,313          1,164          27,414        (28,698)         60,193
Non-current liabilities:
Long-term debt ..........................        150,420            120              --             --         150,540
Other non-current liabilities ...........          8,772             --              --             --           8,772
                                            ------------   ------------    ------------   ------------    ------------
Total non-current
            liabilities .................        159,192            120              --             --         159,312
Total stockholder's
            equity ......................         23,797          9,794           1,177        (10,971)         23,797
                                            ------------   ------------    ------------   ------------    ------------
Total liabilities and
            stockholder's equity ........   $    243,302   $     11,078    $     28,591   $    (39,669)   $    243,302
                                            ============   ============    ============   ============    ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                              NON-
                                                            GUARANTOR       GUARANTOR
                                                            COMBINED        COMBINED
                                                            DOMESTIC         FOREIGN
                                             WORLDWIDE    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                           ------------   ------------    ------------   ------------    ------------

Revenues ...............................   $    100,806    $     48,208   $     22,012    $         --    $    171,026
Expenses:
  Salaries, wages and benefits .........         74,152          29,300          9,869              --         108,246
  Materials, supplies, and services ....         17,300           1,151            385              --          24,659
  Equipment and facility rental ........          3,798           3,500          2,813              --          10,111
  Depreciation and amortization ........          5,262           2,696            533              --           8,216
  Other miscellaneous expenses .........         12,033           6,233          5,560              --          23,353
                                           ------------    ------------   ------------    ------------    ------------
  Operating expenses ...................        112,545          42,880         19,160              --         174,585
                                           ------------    ------------   ------------    ------------    ------------
Operating income (loss) ................        (11,739)          5,328          2,852              --          (3,559)
Interest income (expense) ..............        (10,458)            215           (158)             --         (10,401)
Other income (expense) .................             69              26           (313)             --            (218)
Equity in earnings of subsidiaries .....          7,950              --             --          (7,950)             --
                                           ------------    ------------   ------------    ------------    ------------
Income (loss) before income taxes ......        (14,178)          5,569          2,381          (7,950)        (14,178)
Provision (benefit) for income taxes ...         (1,985)          2,166          1,251          (3,417)         (1,985)
                                           ------------    ------------   ------------    ------------    ------------
Net income (loss) ......................   $    (12,193)   $      3,403   $      1,130    $     (4,533)   $    (12,193)
                                           ============    ============   ============    ============    ============


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                              NON-
                                                            GUARANTOR       GUARANTOR
                                                            COMBINED        COMBINED
                                                            DOMESTIC         FOREIGN
                                             WORLDWIDE    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                           ------------   ------------    ------------   ------------    ------------

Cash provided by (used in)
  operating activities .................   $     (2,070)   $      8,135    $        902    $         --   $      6,967
Cash provided by (used in) investing
activities .............................        (11,786)         (3,876)             --              --        (15,662)
Cash provided by (used
       in) financing activities ........         16,140          (5,484)         (2,267)             --          8,389
                                           ------------    ------------    ------------    ------------   ------------
Change in cash .........................   $      2,284    $     (1,225)   $     (1,365)   $         --   $       (306)
                                           ============    ============    ============    ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overall Summary

Revenues, operating income, and net loss for the three months ended June 30, 2001 were $84.2 million, $0.6 million, and $4.5 million, respectively. Revenue, operating loss, and net loss for the three months ended June 30, 2000 were $85.8 million, $4.7 million, and $9.0 million, respectively.

Revenues

Total revenues decreased $1.7 million in the second quarter of 2001 and increased $5.5 million in the six-month period, compared to the corresponding periods of 2000. The decrease in the quarter is due to the effect of reduced volumes caused by economic conditions. The six-month period benefited from additional revenues related to the Oxford Electronics, Inc. ("Oxford") operations, which was purchased in April 2000.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $1.5 million in the second quarter of 2001 and $5.6 million in the six-month period, compared to the corresponding periods of 2000. These increases are primarily attributable to increased salary and workers compensation insurance cost, partially offset by reductions in, and changes in estimates of medical insurance expense. The increases experienced in both the second quarter and the six-month period of 2001 resulted from additional international operations, union rate increases and other salary increases. Additional salary costs related to the Oxford operations beginning in April 2000, also impacted the six-month period.

Materials, Supplies and Services

Materials, supplies and services decreased $0.5 million in the second quarter of 2001 and increased $1.5 million in the six-month period, compared to the corresponding periods of 2000. The increase in the six-month period is mainly attributable to increased cost of sales, primarily due to new business at international locations and the effects of the Oxford acquisition occurring in April 2000.

Equipment and Facilities Rental

Equipment and facilities rental increased $0.3 million in the second quarter of 2001 and $1.8 million in the six-month period, compared to the corresponding periods of 2000. These increases are primarily attributable to increased facility rentals resulting from expansion in certain airports, partially offset by a reduction in equipment rentals and exiting several facilities in connection with Worldwide Flight Services, Inc. ("Worldwide" or the "Company") restructuring plan announced in June of 2000.

Depreciation and Amortization

Depreciation and amortization increased $0.5 million in the second quarter of 2001 and $1.6 million in the six-month period, compared to the corresponding periods of 2000. These increases are attributable to increased levels of property, equipment and goodwill.

Other Operating Expenses

Other operating expenses decreased $0.6 million in the second quarter of 2001 and $1.0 million in the six-month period, compared to the corresponding periods of 2000. These decreases are primarily attributable to a reduction in various accruals of approximately $1.0 million, along with decreased training and other miscellaneous cost, partially offset by increased utilities and general insurance expense.

Restructuring

Restructuring costs decreased $8.1 million in both the second quarter of 2001 and in the six-month period, compared to the corresponding periods of 2000, primarily due to a one time restructuring charge recorded in June 2000 and the reversal of unused reserve in June 2001.

Operating Loss

As a result of the factors described above, operating loss decreased $4.1 million to an income of $0.5 million for the first six months of 2001, compared with the corresponding six months of 2000. Nonetheless, the company has instituted a cost reduction program in June 2001 in order to increase its operating margin. This program includes involuntary termination of employees, reduction in facilities and other cost containment measures.

New Accounting Standards

On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets," which significantly changes the accounting for goodwill. Statement 142 supersedes APB Opinion No. 17, "Intangible Assets," which required that goodwill and other intangible assets be amortized over a life not to exceed forty years. Under Statement 142, goodwill and other indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. In addition, goodwill is required to be tested for impairment anytime events occur or circumstances change that, more-likely-than-not, reduce the fair value of a reporting unit below its carrying value. Companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. The Company is still assessing the impact of adopting Statement 142.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used before financing activities was $18.2 million in the first six months of 2001 versus $8.7 million in the same period last year. Net cash used in operating activities was $5.8 million, a decrease of $12.8 million from the prior year, influenced by a lower net loss and increases in working capital primarily associated with the liquidation of accounts payable partially offset by increased collection of accounts receivable. Investing activities used net cash of $12.4 million, compared to a use of cash of

$15.7 million in the prior year, reflecting higher additions to property, plant, and equipment primarily for the installation of a new payroll computer system and the purchase of cargo warehouses offset by the 2000 purchase of Oxford. In 2001, the company did make a $2.7 million additional payment to the previous owner of Oxford associated with an earn-out provision in the Oxford purchase agreement. Planned capital expenditures for 2001, excluding possible acquisitions, are approximately $12.0 million, as compared with $9.1 million actual capital expenditures for the prior year.

Net cash provided from financing activities was $18.4 million in the first half of 2001 versus $8.4 million in the same period last year. The increase was driven by increased drawings under the Company's credit facility due to lower cash flows from operating activities, additional capital expenditures, and the payment of the earn-out provisions for Oxford.

At June 30, 2001, the Company had total debt of $174.6 million, comprised primarily of $127.5 million of 12.25% Senior Notes due in 2007, $41.0 million of bank debt outstanding under the Senior Secured Credit Facility and $6.1 million of capitalized leases, primarily for the warehouse in Europe. At both March 31, 2001 and June 30, 2001, the Company was not in compliance with certain financial covenants. As a result, the Company has reclassified its bank debt as a current liability in accordance with current accounting pronouncements. This reclassification does not impact the Company's ability to borrow under its facility.

The Company's Senior Secured Credit Facility is with a group of lenders and provides up to the lesser of $75.0 million or the borrowing base for purposes of funding working capital requirements and future acquisitions. As of June 30, 2001, the Company had drawn $41.0 million under the credit facility with an additional $4.1 million allocated to issued letters of credit. As of June 30, 2001, there were no funds available under the facility. At August 13, 2001, the Company had drawn $40.9 million under the facility with an additional $3.8 million allocated to issued letters of credit. At that date, there was $5.3 million available under the facility. Future availability under the Senior Secured Credit Facility may be less than the total remaining commitment amount and will depend on the borrowing base ($45.1 million at June 30, 2001 and $50.0 million at August 13, 2001) and the ability to meet the applicable leverage and coverage ratios and other customary conditions.

On August 13, 2001, the Company obtained a temporary waiver from its banks, as the Company was not in compliance with certain financial covenants. The temporary waiver period expires on October 15, 2001. The Company is in the process of refinancing its credit facility, and on July 24, 2001, executed a term sheet with two financial institutions for such a refinancing, subject to completion of a field examination, appraisal of its assets and satisfactory documentation of the revolving credit facility.

The precise terms of the aforementioned refinancing have not been negotiated and the term sheet does not constitute a binding commitment from the new lenders. While the Company believes that it is likely that the refinancing will be successful, there can be no assurance that the refinancing will be completed on satisfactory terms or that the refinancing will be completed on October 15, 2001, when the waiver from its current bank lenders expires. If such refinancing is not completed prior to October 15, 2001, the Company will have to obtain additional waivers or extensions from its current bank lenders or obtain other sources of funds.

Additionally, the waiver limits the borrowing base under the Credit Agreement to the lesser of the borrowing base amount or $50.0 million. The conditions of the waiver also required the principal shareholder to execute a Support Agreement, which requires the Principal Shareholder to make loans of up to $10.0 million in the event the Company's liquidity falls below prescribed thresholds while there are borrowings under the Credit Agreement. Additionally, the waiver required the Principal Shareholder to execute a Subordination Agreement, which subordinates such loan to the Credit Agreement and describes the conditions of repayment and the terms by which the Company will reimburse the Principal Shareholder for such contributions.

The Company believes that internally generated funds and other sources of funds, including the Company's planned new credit facility, will be adequate to meet working capital and capital expenditure requirements for the next twelve months. However, there can be no assurance that other sources of funds, including the Company planned new credit facility, will remain available if needed or that will be available to the Company on satisfactory terms or that actions taken by the Company to increase its internally generated funds will occur.

On July 5, 2001, the Company's French subsidiary, Societe de Fret et de Service, entered into a twenty year lease for a new warehouse at CDG-Roissy Airport in Paris, France. Construction on the new facilities began in July 2001, with an expected completion date of March 2003. Monthly lease payments will not begin until the warehouse is completed and the Company has no funding requirements during the construction period. The lease payments will be calculated based on the cost of the warehouse, which is subject to a ceiling of 120 million French Francs and a market rate of interest to be determined prior to completion of the warehouse.

Recent Accounting Pronouncements


Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended. See Note 5 of the accompanying notes to consolidated financial statements for further information.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended June 30, 2001 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, except for the purchase of Euro currency options as disclosed in Note 5 of the accompanying notes to consolidated financial statements.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         See Note 2 of Notes to Consolidated Financial Statements herein for a description of legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibits Index, which immediately precedes such exhibits.

         (b) Reports on Form 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WORLDWIDE FLIGHT SERVICES, INC.
                                  (Registrant)


August 14, 2001              By: /s/ DAVID F. CHAVENSON
                                 ------------------------------------
                                 David F. Chavenson
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (duly authorized signatory)

August 14, 2001              BY: /s/ BARRY L. STRONG
                                 ------------------------------------
                                 Barry L. Strong
                                 Vice President and Controller
                                 (Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WORLDWIDE FLIGHT SECURITY SERVICE CORPORATION
                                              (Registrant)


August 14, 2001               By: /s/ DAVID F. CHAVENSON
                                  ------------------------------------
                                  David F. Chavenson
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (duly authorized signatory)

August 14, 2001               BY: /s/ BARRY L. STRONG
                                  ------------------------------------
                                  Barry L. Strong
                                  Vice President and Controller
                                  (Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            OXFORD ELECTRONICS, INC.
                                  (Registrant)


August 14, 2001               By: /s/ DAVID F. CHAVENSON
                                  ------------------------------------
                                  David F. Chavenson
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (duly authorized signatory)

August 14, 2001               By: /s/ BARRY L. STRONG
                                  ------------------------------------
                                  Barry L. Strong
                                  Vice President and Controller
                                  (Principal Accounting Officer)

                                 EXHIBITS INDEX
                                   ITEM 6 (a)


Exhibit
Number                      Description
-------                     -----------

10.1              Waiver and Amendment dated as of August 13, 2001 to the Credit
                  Agreement dated as of August 12, 1999, as amended among WFS
                  Holdings, Inc., Worldwide Flight Services, Inc., The Chase
                  Manhattan Bank and DLJ Capital Funding, Inc. (Filed herewith)

10.2              Support Agreement dated August 13, 2001 among Castle Harlan
                  Partners III, L.P., WFS Holdings, Inc., Worldwide Flight
                  Services, Inc., The Chase Manhattan Bank and DLJ Capital
                  Funding, Inc. (Filed herewith)

10.3              Subordination Agreement dated August 13, 2001 among Castle
                  Harlan Partners III, L.P., WFS Holdings, Inc., Worldwide
                  Flight Services, Inc., The Chase Manhattan Bank and DLJ
                  Capital Funding, Inc. (Filed herewith)